Form 10-Q
period 2025-11-30
Legato Merger Corp. IV
filed 2026-02-26
CIK 2087450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-43070

LEGATO MERGER CORP. IV

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1880768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Third Avenue, 37th Floor

New York, NY 10017

(Address of principal executive offices)

(212) 319-7676

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one-third of one redeemable warrant	LEGO U	NYSE American
Ordinary shares, par value $0.0001 per share	LEGO	NYSE American
Redeemable warrants, exercisable for ordinary shares at an exercise price of $11.50 per share	LEGO WS	NYSE American

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of February 26, 2026, there were 31,266,667 ordinary shares, par value $0.0001 per share, issued and outstanding.

LEGATO MERGER CORP. IV

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

LEGATO MERGER CORP. IV

UNAUDITED CONDENSED BALANCE SHEET

NOVEMBER 30, 2025

ASSETS
Current assets:
Cash	$85
Total current assets	85
Prepaid expenses	12,500
Deferred offering costs	57,950
Total assets	$70,535

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$33,841
Total current liabilities	33,841
Notes payable to shareholder	35,000
Deferred offering costs payable	10,400
Total liabilities	79,241

Commitments and contingencies

Shareholders’ deficit:
Preference shares, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,716,667 shares issued and outstanding(1)	772
Additional paid-in capital	24,278
Accumulated deficit	(33,756)
Total shareholders’ deficit	(8,706)
Total liabilities and shareholders’ deficit	$70,535

(1)	Includes an aggregate of 1,000,000 ordinary shares no longer subject to forfeiture by the initial shareholders as the underwriters’ over-allotment option was exercised in full.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. IV
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM SEPTEMBER 1, 2025 (INCEPTION) THROUGH NOVEMBER 30, 2025

Interest income earned on cash account	$85
General and administrative costs	(33,841)
Net loss	$(33,756)
Weighted average shares outstanding, basic and diluted(1)	6,716,667
Basic and diluted net loss per common share	$(0.01)

(1)	Excludes an aggregate of 1,000,000 ordinary shares that no longer will be subject to forfeiture by the initial shareholders as the underwriters’ over-allotment option was exercised in full.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. IV
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM SEPTEMBER 1, 2025 (INCEPTION) THROUGH NOVEMBER 30, 2025

	Common Stock		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 1, 2025 (inception)	-	$-	$-	$-	$-
Ordinary shares issued to initial shareholders(1)	7,666,667	767	24,233	-	25,000
Issuance of Representative Founder Shares	50,000	5	45	-	50
Net loss	-	-	-	(33,756)	(33,756)
Balance at November 30, 2025	7,716,667	$772	$24,278	$(33,756)	$(8,706)

(1)	Includes an aggregate of 1,000,000 ordinary shares no longer subject to forfeiture by the initial shareholders as the underwriters’ over-allotment option was exercised in full.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. IV
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM SEPTEMBER 1, 2025 (INCEPTION) THROUGH NOVEMBER 30, 2025

Cash flows from operating activities
Net loss	$(33,756)
Changes in operating assets and liabilities:
Prepaid expenses	(12,500)
Accounts payable	33,841
Net cash used in operating activities	(12,415)

Cash flows from financing activities
Proceeds from sale of shares of common stock to initial shareholders	12,500
Offering costs paid	(35,000)
Proceeds from shareholder note	35,000
Net cash provided by financing activities	12,500

Net change in cash	85

Cash at beginning of period	-
Cash at end of period	$85

Supplemental disclosure of non-cash financing activities:
Formation costs paid by insider for the issuance of Founder Shares	$25,000
Issuance of Representative Founder Shares (Note 7)	$50
Deferred offering costs included in accrued offering costs	$10,400

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

(Unaudited)

Note 1 — Organization and Plan of Business Operations

Legato Merger Corp. IV (the “Company”) was incorporated as an exempted company in the Cayman Islands on September 1, 2025 with the objective to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

At November 30, 2025, the Company had not yet commenced any operations. All activity from September 1, 2025 (inception) through November 30, 2025 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and will generate non-operating income on permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected August 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 22, 2026. On January 26, 2026, the Company consummated the Initial Public Offering of 23,000,000 units (which included 3,000,000 units subject to the underwriters’ over-allotment option which was exercised in full on January 23, 2026) at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 3. (“Initial Public Offering”). Simultaneously with the Initial Public Offering, the Insiders and underwriters in the Initial Public Offering purchased an aggregate of 550,000 Private Units, at $10.00 per Private Unit for a total purchase price of $5,500,000. Each Private Unit consists of one ordinary share or “private share,” and one-third of one warrant or “private warrant”. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the required time period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the private warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the private warrants. The Private Units are identical to the Units offered in the Initial Public Offering, except that the holders have agreed (i) to vote the ordinary shares included therein in favor of any proposed Business Combination, (ii) not to convert any ordinary shares included therein into the right to receive cash from the Trust Account in connection with a shareholder vote to approve the proposed initial Business Combination or in connection with certain amendments to the Charter prior to a Business Combination and (iii) that the ordinary shares included therein shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the units or underlying securities (except to certain permitted transferees) until the completion of the initial Business Combination. All of the proceeds the Company receives from the sale of Private Units will be placed in the trust account described below. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Initial Public Offering and the sale of Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company intends to apply to have the Units listed on the New York Stock Exchange (“NYSE”). Pursuant to the NYSE listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account at the time of the execution of a definitive agreement for such Business Combination (net of amounts previously disbursed to management for tax obligations (other than excise or similar tax that may be due or payable) and working capital purposes and excluding the amount of deferred underwriting discounts held in the trust account), although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

Management has agreed that certain of the proceeds from the Units sold in the Initial Public Offering and the proceeds of the private placements of the Private Units, will be held in a United States-based trust account (“Trust Account”) and held as cash items (including in demand deposit accounts) or invested in United States government treasury bills, bonds or notes, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination; (ii) the redemption of any ordinary shares included in the Units sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of such ordinary shares if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering); and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. An entity affiliated with the Company’s Chief SPAC Officer has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. There can be no assurance that it will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, certain interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations and trust administration expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired ordinary shares sold as part of the units in this offering (“Public Shares”) in the Initial Public Offering (“Public Shareholders”) with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. The holders of the Founder Shares (as defined in Note 6) will agree to vote any shares they then hold in favor of any initial Business Combination and will waive any conversion rights with respect to these shares and the shares included in the Private Units pursuant to letter agreements to be executed in connection with the Initial Public Offering.

In connection with any initial Business Combination, the Company will seek shareholder approval of an initial Business Combination at a meeting called for such purpose at which Public Shareholders may seek to convert their Public Shares, regardless of whether they vote for or against the initial Business Combination. Alternatively, the Company may conduct a tender offer and allow conversions in connection therewith. If the Company seeks shareholder approval of an initial Business Combination, any Public Shareholder voting either for or against such initial Business Combination or not voting at all will be entitled to demand that his Public Shares be converted into a full pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes and trust administration expenses). Holders of warrants sold as part of the Units will not be entitled to vote on the initial Business Combination and will have no conversion or liquidation rights with respect to the ordinary shares underlying such warrants.

Pursuant to the Company’s Memorandum and Articles of Association to be in effect upon consummation of the Initial Public Offering, if the Company is unable to complete its initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering) and such date is not otherwise extended by shareholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, liquidate and dissolve. The warrants will expire on liquidation of the Trust Account and the holders of warrants will receive no proceeds in connection with the liquidation. The holders of the Founder Shares and the holders of Private Units will not participate in any redemption distribution with respect to their Founder Shares and Private Units, including the ordinary shares included in the Private Units.

If the Company is unable to complete its initial Business Combination and expends all of the net proceeds of the Initial Public Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share redemption price for ordinary shares will be $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s shareholders. In addition, if the Company is forced to file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in its bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of the Company’s ordinary shareholders. Therefore, the actual per-share redemption price may be less than approximately $10.00.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Liquidity and Capiral Resources

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these unaudited condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from certain of the holders of Founder Shares (as defined in Note 6), and such individuals have the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Initial Public Offering or in excess of one year from the date of issuance of these unaudited condensed financial statements, which includes $35,000 in the form of a promissory note from an officer of the Company payable on the earlier of December 31, 2026, or the date on which the Company consummates the Initial Public Offering.

The Company has since closed its Initial Public Offering on January 22, 2026 and the full exercise by the underwriters of their over-allotment option. Capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. Management has determined that upon the consummation of the Initial Public Offering, the full exercise by the underwriters of their over-allotment option, and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of November 30, 2025, there were no cash equivalents.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of November 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands’ income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,000,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At November 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the ordinary shares will be charged to temporary equity and offering costs allocated to the Public Warrants and the warrants included in the Private Units (the “Private Placement Warrants”) will be charged to shareholders’ equity (deficit) as Public and Private Placement Warrants after management’s evaluation will be accounted for under equity treatment. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC SAB Topic 5A. Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20 addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the ordinary shares will be charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants will be charged to shareholders’ equity (deficit) as Public and Private Placement Warrants after management’s evaluation will be accounted for under equity treatment. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 1, 2025, the date of its incorporation.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering.

Warrant Instruments

The Company will account for the Public and Private Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the warrant instrument under equity treatment at its assigned value. There are no Public or Private Warrants currently outstanding as of November 30, 2025.

Note 3 — Initial Public Offering

In connection with the Initial Public Offering, on January 26, 2026, the Company sold 23,000,000 Units (including 3,000,000 Units subject to the underwriters’ over-allotment option), at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7). No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of ordinary shares to be issued to the warrant holder.

Each Warrant will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption; provided that the Warrants will expire earlier if the Company has not completed an initial Business Combination within the required time period and liquidates the Trust Account in connection therewith. If the Company is unable to deliver registered ordinary shares to the holder upon exercise of the Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period commencing once the warrants become exercisable and ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

Note 4 — Private Placement Units

Simultaneously with the Initial Public Offering, the Insiders and underwriters in the Initial Public Offering purchased an aggregate of 550,000 Private Units, at $10.00 per Private Unit for a total purchase price of $5,500,000. Each Private Unit consists of one ordinary share or “private share,” and one-third of one warrant or “private warrant”. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the required time period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the private warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the private warrants. The Private Units are identical to the Units offered in the Initial Public Offering, except that the holders have agreed (i) to vote the ordinary shares included therein in favor of any initial Business Combination, (ii) not to convert any ordinary shares included therein into the right to receive cash from the Trust Account in connection with a shareholder vote to approve the initial Business Combination or in connection with certain amendments to the Charter prior to a Business Combination and (iii) that the ordinary shares included therein shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the units or underlying securities (except to certain permitted transferees) until the completion of the initial Business Combination.

The holders of the Founder Shares (as defined in Note 6), Representative Founder Shares (as defined in Note 7) and Private Units (or underlying ordinary shares) will be entitled to registration rights with respect to such securities pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of the majority of the Founder Shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Representative Founder Shares and Private Units (or underlying ordinary shares) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 5 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following various geopolitical instability resulting from various armed conflicts. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to distressed locations, and the United States, the United Kingdom, the European Union and other countries announced various sanctions and restrictive actions against aggressor countries, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to distressed countries or have undertaken or will undertake military action in such locations. These conflicts or escalations, and the resulting measures that have been, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries, have created global security concerns that could have an impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the Founder Shares (as defined in Note 6) and Representative Founder Shares (as defined in Note 7), as well as the holders of the Private Units and any units that may be issued in payment of Working Capital Loans made to Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the transfer restrictions applicable to these ordinary shares cease. The holders of a majority of the Representative Shares, Private Units and units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. Notwithstanding anything to the contrary, BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that BTIG may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters will be entitled to a cash underwriting discount of 1.5% of the gross proceeds of the Initial Public Offering, or $3,000,000 (or up to $3,450,000 if the underwriters’ over-allotment is exercised in full), payable upon the closing of the Initial Public Offering.

BTIG will also be entitled to a deferred underwriting commission of up to 3.5% of the gross proceeds of the Initial Public Offering, or up to $7,000,000, or up to $8,050,000 if the over-allotment option is exercised in full. The deferred underwriting commission will be placed in the Trust Account upon consummation of the Initial Public Offering and will be released to BTIG only on completion of an initial Business Combination. The deferred commissions will be payable as follows: $0.075 per share sold in the Initial Public Offering shall be paid to BTIG in cash on the closing of the Business Combination, (ii) up to $0.175 per share sold in the Initial Public Offering shall be paid to BTIG in cash, based on the percentage of funds remaining in the Trust Account after redemptions of public shares and (iii) $0.10 per share sold in the Initial Public Offering shall be paid to BTIG in cash or stock (valued at $10.00 per share), at the Company’s sole option (the “Allocable Amount”), provided that the Company has the right, in the Company’s sole and absolute discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of the Financial Industry Regulatory Authority Inc. (“FINRA”)) that assist the Company in consummating the initial Business Combination.

The underwriters have agreed to make a payment to the Company in an amount equal to $800,000, or $900,000 if the over-allotment option is exercised in full, to reimburse the Company for certain expenses in connection with the Initial Public Offering and for expenses to be incurred by the Company following the Initial Public Offering as a public company.

Note 6 — Related Party Transactions

Founder Shares

In September 2025, the Company issued an aggregate of 7,666,667 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, to cover legal expenses of the Company. The Founder Shares include an aggregate of up to 1,000,000 shares subject to forfeiture by the holders to the extent that the over-allotment is not exercised in full or in part, so that the holders will collectively own 25% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Representative Founder Shares (as defined in Note 7) and shares included in the Private Units).

The holders of the Founder Shares will agree not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (i) the earlier of 180 days after the completion of a Business Combination and with respect to 50% of the Founder Shares, the date on which the closing price of the ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (ii) if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Service Agreement

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity will agree that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $25,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party, for such services commencing on the effective date of the Initial Public Offering.

Executive Compensation

The Company will pay the Chief Executive Officer and Chief Financial Officer $5,000 per month for serving in such capacities.

Notes Payable to Shareholder

On October 14, 2025, December 3, 2025, December 18, 2025, and December 22, 2025, Eric Rosenfeld, the Company’s Chief SPAC Officer, loaned to the Company an aggregate of $35,000, $2,000, $44,000, and $13,225, respectively. The loans are evidenced by unsecured promissory notes. The notes are non-interest bearing and payable on the earlier of (i) December 31, 2026, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering.

At January 26, 2026, the balance of $94,225 outstanding under these promissory notes was repaid and borrowings under the note are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the holders of the Founder Shares, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. These units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of November 30, 2025, no Working Capital Loans were outstanding.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of November 30, 2025, there are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. As of November 30, 2025, 7,716,667 ordinary shares were issued and outstanding, comprised of 50,000 Representative Founder Shares (as defined below) and 7,666,667 Founder Shares, of which 1,000,000 shares are subject to forfeiture to the extent that the over-allotment option is not exercised in full so that the holders of the Founder Shares will own 25% of the issued and outstanding ordinary shares after the Initial Public Offering (excluding the Representative Founder Shares and shares included in the Private Units).

All of the Founder Shares will be subject to transfer restrictions until the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the ordinary shares exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Representative Founder Shares

The Company has issued to the designees of BTIG 50,000 ordinary shares (the “Representative Founder Shares”) for a nominal consideration. The Company accounted for the Representative Founder Shares as an offering cost of the Initial Public Offering, with a corresponding credit to shareholders’ deficit. The Company estimated the fair value of Representative Founder Shares to be $50 based upon the price of the Founder Shares issued to the holders of such shares. The holders of the Representative Founder Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Founder Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

Warrants

Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable 30 days after the completion of a Business Combination. The Company has agreed that as soon as practicable, after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the public warrant agreement.

The Company may redeem the Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price (the “closing price”) of the ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period commencing once the Warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Warrants as described above unless a registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Warrants is then effective and a current prospectus relating to those ordinary shares is available throughout the 30-day redemption period. Any such exercise would not be on a cashless basis and would require the exercising warrant holder to pay the exercise price for each Warrant being exercised.

The Private Placement Warrants will be identical to the Warrants sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. As of November 30, 2025, there were no warrants outstanding.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

November 30, 2025
Cash	$85
Deferred offering costs	$57,950

For the Period From September 1, 2025 (Inception) Through November 30, 2025
General and administrative costs	$33,841

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an Initial Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transaction that occurred up to the date the unaudited condensed interim financial statements were issued. Other than as described and disclosed in these unaudited condensed interim financial statements, and in relation to Initial Public Offering and the Over-Allotment, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

On January 26, 2026, the Company consummated the Initial Public Offering of 23,000,000 units (which included 3,000,000 units subject to the underwriters’ over-allotment option which was exercised in full on January 23, 2026) at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 550,000 units, at a price of $10.00 per unit in a private placement to certain holders of the Company’s Founder Shares and the underwriters in the Initial Public Offering, generating gross proceeds of $5,500,000.

At January 26, 2026, the note balance of $94,225 outstanding under these promissory notes was settled and borrowings under the note are no longer available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Legato Merger Corp. IV. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were incorporated as an exempted company in the Cayman Islands on September 1, 2025 with the objective to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units, our capital shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in connection with closing our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through November 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from September 1, 2025 (inception) to November 30, 2025, we had a net loss of $33,756, consisting of $33,841 of general and administrative expenses and $85 of interest income.

Liquidity and Capital Resources

As of November 30, 2025, the Company had $85 in cash and working capital deficit of $79,156.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the initial shareholder exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from Eric Rosenfeld, the Company’s Chief SPAC Officer, of $35,000 under promissory notes (as described in Note 5). The note balances were settled shortly after the consummation of the Initial Public Offering.

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of November 30, 2025, there were no amounts outstanding under any Working Capital Loan.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of November 30, 2025.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Related Party Transactions

Founder Shares

In September 2025, the Company issued an aggregate of 7,666,667 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, to cover legal expenses of the Company. The Founder Shares include an aggregate of up to 1,000,000 shares subject to forfeiture by the holders to the extent that the over-allotment is not exercised in full or in part, so that the holders will collectively own 25% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Representative Founder Shares (as defined in Note 7) and shares included in the Private Units).

The holders of the Founder Shares will agree not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (i) the earlier of 180 days after the completion of a Business Combination and with respect to 50% of the Founder Shares, the date on which the closing price of the ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (ii) if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Service Agreement

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity will agree that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $25,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party, for such services commencing on the effective date of the Initial Public Offering.

Executive Compensation

The company will pay the Chief Executive Officer and Chief Financial Officer $5,000 per month for serving in such capacities.

Notes Payable to Shareholder

On October 14, 2025, December 3, 2025, December 18, 2025, and December 22, 2025, Eric Rosenfeld, the Company’s Chief SPAC Officer, loaned to the Company an aggregate of $35,000, $2,000, $44,000, and $13,225, respectively. The loans are evidenced by unsecured promissory notes. The notes are non-interest bearing and payable on the earlier of (i) December 31, 2026, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering.

At January 26, 2026, the note balance of $94,225 outstanding under these promissory notes was repaid and borrowings under the note are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the holders of the Founder Shares, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. These units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of November 30, 2025, no Working Capital Loans were outstanding.

Investments held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon further review of the warrant agreement, management concluded that the warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (the 23,000,000 Public Shares, including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares, sold in the initial public offering, features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

The Company recognizes changes in redemption value as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital, (to the extent available), and accumulated deficit.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding for the period (the public and private shares, inclusive of the full exercise of the overallotment option). The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 7,850,000 shares in the calculation of diluted net income per share, since their contingency had not been met yet. As a result, diluted net income per share is the same as basic net income per share for the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of November 30, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of November 30, 2025, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 26, 2026, we consummated our Initial Public Offering of 23,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option. Each unit consisted of one ordinary share and one-third of one redeemable warrant, with each whole warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230,000,000. BTIG, LLC acted as sole book-running manager of the offering. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-292320) which was declared effective by the Securities and Exchange Commission on January 22, 2026.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 550,000 Private Units to our initial shareholders and the underwriters in the Initial Public Offering at a price of $10.00 per Private Unit, generating total proceeds of $5,500,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Following the closing of the IPO on January 26, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was placed in a trust account (the “Trust Account”).

Transaction costs amounted to $12,001,028, consisting of $3,450,000 in underwriting fees, up to $8,050,000 of deferred underwriting fees and $501,028 of other offering costs. In addition, as of January 26, 2026, cash of $2,466,163 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5. Other Information

During the quarter ended November 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

PART III - SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGATO MERGER CORP. IV

Date: February 26, 2026	By:	/s/ Gregory Monahan
	Name:	Gregory Monahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2026	By:	/s/ Adam Jaffe
	Name:	Adam Jaffe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)