Form 10-Q
period 2026-02-28
Legato Merger Corp. IV
filed 2026-04-14
CIK 2087450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2026

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 14, 2026, there were 31,266,667 ordinary shares, par value $0.0001 per share, issued and outstanding.

LEGATO MERGER CORP. IV

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

LEGATO MERGER CORP. IV

UNAUDITED CONDENSED BALANCE SHEET

FEBRUARY 28, 2026

ASSETS
Current assets:
Cash	$2,207,369
Prepaid expenses	213,768
Total current assets	2,421,137
Investments held in Trust Account	230,738,005
Total assets	$233,159,142

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$32,059
Total current liabilities	32,059
Deferred underwriting commissions	8,050,000
Total liabilities	8,082,059

Commitments and contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 23,000,000 at redemption value at $10.03 per share as of February 28, 2026	230,738,005

Shareholders’ deficit:
Preference shares, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 8,266,667 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) issued and outstanding as of February 28, 2026(1)	827
Additional paid-in capital	-
Accumulated deficit	(5,661,749)
Total shareholders’ deficit	(5,660,922)
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$233,159,142

(1)	Includes an aggregate of 1,000,000 ordinary shares no longer subject to forfeiture by the initial shareholders as the underwriters’ over-allotment option was exercised in full.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. IV
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended February 28, 2026	For the Six Months Ended February 28, 2026
General and administrative costs	$56,566	$90,406
Loss from operations	(56,566)	(90,406)

Other income:
Income from investments held in Trust Account	738,004	738,004
Interest income on cash accounts	5,131	5,216
Miscellaneous income	247	247

Net income (loss)	$686,816	$653,061

Weighted average shares outstanding of ordinary shares, basic and diluted-Public Shares(1)	9,238,889	4,320,442
Basic and diluted net income (loss) per share, Public Shares	$0.04	$0.06
Weighted average shares outstanding of ordinary shares, basic Founder Shares(1)	7,094,445	6,904,512
Basic net income (loss) per share, Founder Shares	$0.04	$0.06
Weighted average shares outstanding of ordinary shares, diluted Founder Shares(1)	7,716,667	7,213,905
Diluted net income (loss) per share, Founder Shares	$0.04	$0.06

(1)	Excludes an aggregate of 1,000,000 ordinary shares that no longer will be subject to forfeiture by the initial shareholders as the underwriters’ over-allotment option was exercised in full.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. IV
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2026

	Common Stock		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at September 1, 2025 (inception)	-	$-	$-	$-	$-
Ordinary shares issued to initial shareholders(1)	7,666,667	767	24,233	-	25,000
Issuance of Representative Founder Shares	50,000	5	45	-	50
Net loss	-	-	-	(33,756)	(33,756)
Balance at November 30, 2025	7,716,667	$772	$24,278	$(33,756)	$(8,706)
Sale of private placement units	550,000	55	5,499,945	-	5,500,000
Initial classification of warrants included in the units sold in the Initial Public Offering	-	-	3,450,000	-	3,450,000
Ordinary shares - accretion to possible redemption value	-	-	(8,794,031)	(6,314,809)	(15,108,840)
Allocate value of transaction costs to public shares	-	-	(180,192)	-	(180,192)
Net income	-	-	-	686,816	686,816
Balance at February 28, 2026	8,266,667	$827	$-	$(5,661,749)	$(5,660,922)

(1)	Includes an aggregate of 1,000,000 ordinary shares no longer subject to forfeiture by the initial shareholders as the underwriters’ over-allotment option was exercised in full.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. IV
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended February 28, 2026
Cash flows from operating activities
Net loss	$653,061
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(738,004)
Changes in operating assets and liabilities:
Accounts payable	32,059
Prepaid expenses	(213,768)
Net cash used in operating activities	(266,652)

Cash flows from investing activities
Cash deposited into trust account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash flows from financing activities
Note payable – related party	94,225
Payment of offering costs	(69,175)
Proceeds from sale of private placement units	5,500,000
Sale of units in initial public offering	230,000,000
Payment of offering costs, net of reimbursement from underwriter, associated with initial public offering	(3,051,029)
Net cash provided by financing activities	232,474,021

Net change in cash	2,207,369
Cash at beginning of period	-
Cash at end of period	$2,207,369

Supplemental disclosure of cash flow information:
Deferred underwriting commissions	$8,050,000
Deferred offering costs paid through promissory note- related party	$94,225

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

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

At February 28, 2026, the Company had not yet commenced any operations. All activity from September 1, 2025 (inception) through February 28, 2026 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and will generate non-operating income on permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected August 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 22, 2026. On January 26, 2026, the Company consummated the Initial Public Offering of 23,000,000 units (which included 3,000,000 units subject to the underwriters’ over-allotment option which was exercised in full on January 23, 2026) at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3 (“Initial Public Offering”). Simultaneously with the Initial Public Offering, the Insiders and underwriters in the Initial Public Offering purchased an aggregate of 550,000 Private Units, at $10.00 per Private Unit for a total purchase price of $5,500,000. Each Private Unit consists of one ordinary share or “private share,” and one-third of one warrant or “private warrant”. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the required time period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the private warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the private warrants. The Private Units are identical to the Units offered in the Initial Public Offering, except that the holders have agreed (i) to vote the ordinary shares included therein in favor of any proposed Business Combination, (ii) not to convert any ordinary shares included therein into the right to receive cash from the Trust Account in connection with a shareholder vote to approve the proposed initial Business Combination or in connection with certain amendments to the Charter prior to a Business Combination and (iii) that the ordinary shares included therein shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the units or underlying securities (except to certain permitted transferees) until the completion of the initial Business Combination. All of the proceeds the Company receives from the sale of Private Units will be placed in the trust account described below. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Initial Public Offering and the sale of Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company intends to apply to have the Units listed on the New York Stock Exchange (“NYSE”). Pursuant to the NYSE listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account at the time of the execution of a definitive agreement for such Business Combination (net of amounts previously disbursed to management for tax obligations (other than excise or similar tax that may be due or payable) and working capital purposes and excluding the amount of deferred underwriting discounts held in the trust account), although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired ordinary shares sold as part of the units in this offering (“Public Shares”) in the Initial Public Offering (“Public Shareholders”) with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. The holders of the Founder Shares (as defined in Note 5) will agree to vote any shares they then hold in favor of any initial Business Combination and will waive any conversion rights with respect to these shares and the shares included in the Private Units pursuant to letter agreements to be executed in connection with the Initial Public Offering.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of February 28, 2026 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on January 26, 2026.

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

Liquidity and Capital Resources

As of February 28, 2026, the Company had $2,207,369 in cash and working capital of $2,389,078.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the initial shareholder in exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from Eric Rosenfeld, the Company’s Chief SPAC Officer, of $94,225 evidenced by promissory notes as described below in Note 5. The loan balances were settled shortly after the consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds held outside of the Trust Account.

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of February 28, 2026, there were no amounts outstanding under any Working Capital Loan.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of February 28, 2026, there were no cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account and interest income on cash accounts in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

As discussed in Note 1, all of the 23,000,000 Public Shares sold as part of the Units in the Initial Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification (“ASC”) 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the Public Shares as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As of February 28, 2026, the ordinary shares reflected on the condensed balance sheet are reconciled in the following table:

As of February 28, 2026
Gross proceeds	$230,000,000
Less:
Fair value of Public Warrants at issuance	(3,450,000)
Ordinary share issuance costs	(10,920,835)
Plus:
Accretion of carrying value to redemption value	15,108,840
Ordinary shares subject to possible redemption, February 28, 2026	$230,738,005

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the ordinary shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit, as Public and Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 28, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands’ income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (loss) per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period (the public and private shares, inclusive of the full exercise of the over-allotment option). The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 7,850,000 shares in the calculation of diluted earnings per share, since their contingency had not been met yet. Accretion associated with the ordinary shares are excluded from net income (loss) per share as the redemption value approximates fair value. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

For the Three and Six Months Ended February 28, 2026

	For the Three Months Ended February 28, 2026			For the Six Months Ended February 28, 2026
	Public Shares (basic and diluted)	Founder Shares (basic)	Founder Shares (diluted)	Public Shares (basic and diluted)	Founder Shares (basic)	Founder Shares (diluted)
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income as adjusted	$263,843	$202,602	$220,371	$153,020	$244,542	$255,500
Denominator:
Basic and diluted weighted average shares outstanding	9,238,889	7,094,445	7,716,667	4,320,442	6,904,512	7,213,905
Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$0.03	$0.04	$0.04	$0.04

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets and liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the instruments are outstanding. Upon further review of the warrant agreement, management concluded that the warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 1, 2025, the date of its incorporation.

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

The holders of the Founder Shares (as defined in Note 5), Representative Founder Shares (as defined in Note 7) and Private Units (or underlying ordinary shares) will be entitled to registration rights with respect to such securities pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of the majority of the Founder Shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Representative Founder Shares and Private Units (or underlying ordinary shares) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 5 — Related Party Transactions

Founder Shares

In September 2025, the Company issued an aggregate of 7,666,667 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, to cover legal expenses of the Company. The Founder Shares included an aggregate of up to 1,000,000 shares subject to forfeiture by the holders to the extent that the over-allotment was not exercised in full or in part, so that the holders will collectively own 25% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Representative Founder Shares (as defined in Note 7) and shares included in the Private Units). The underwriters exercised the over-allotment option in full so no shares remain subject to forfeiture.

The holders of the Founder Shares have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (i) the earlier of 180 days after the completion of a Business Combination and with respect to 50% of the Founder Shares, the date on which the closing price of the ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (ii) if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Service Agreement

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company pays an aggregate of $25,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party, for such services commencing on January 22, 2026, the date company’s Initial Public Offering, was declared effective. For the three and six months ended February 28, 2026, the Company incurred and paid the affiliate $33,064.

Executive Compensation

The Company pays the Chief Executive Officer and Chief Financial Officer $5,000 per month for serving in such capacities. For the three and six months ended February 28, 2026, the Company incurred and paid each of the officers $13,226.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the holders of the Founder Shares, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. These units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of February 28, 2026, no Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

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

Registration Rights

The holders of the Founder Shares (as defined in Note 5) and Representative Founder Shares (as defined in Note 7), as well as the holders of the Private Units and any units that may be issued in payment of Working Capital Loans made to Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the transfer restrictions applicable to these ordinary shares cease. The holders of a majority of the Representative Shares, Private Units and units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. Notwithstanding anything to the contrary, BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that BTIG may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on January 23, 2026.

The underwriters were paid a cash underwriting discount of 1.5% of the gross proceeds of the Initial Public Offering, or $3,450,000, upon the closing of the Initial Public Offering.

BTIG is also entitled to a deferred underwriting commission of $8,050,000. The deferred underwriting commission has been placed in the Trust Account and will be released to BTIG only on completion of an initial Business Combination. The deferred commissions will be payable as follows: (i) $0.075 per share sold in the Initial Public Offering shall be paid to BTIG in cash on the closing of the Business Combination, (ii) up to $0.175 per share sold in the Initial Public Offering shall be paid to BTIG in cash, based on the percentage of funds remaining in the Trust Account after redemptions of public shares and (iii) $0.10 per share sold in the Initial Public Offering shall be paid to BTIG in cash or stock (valued at $10.00 per share), at the Company’s sole option (the “Allocable Amount”), provided that the Company has the right, in the Company’s sole and absolute discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of the Financial Industry Regulatory Authority Inc. (“FINRA”)) that assist the Company in consummating the initial Business Combination.

The underwriters agreed to make a payment to the Company in an amount equal to $900,000 to reimburse the Company for certain expenses in connection with the Initial Public Offering and for expenses to be incurred by the Company following the Initial Public Offering as a public company.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of February 28, 2026, there are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. As of February 28, 2026, 31,266,667 ordinary shares were issued and outstanding, comprised of 23,000,000 public shares, 50,000 Representative Founder Shares (as defined below) and 7,666,667 Founder Shares.

All of the Founder Shares are subject to transfer restrictions until the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the ordinary shares exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

The Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price.

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

The Private Placement Warrants are identical to the Warrants sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. As of February 28, 2026, the Company had 7,666,667 Public Warrants and 183,333 Private Warrants outstanding.

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of February 28, 2026, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

February 28, 2026

Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$230,738,005	$-	$-

Level 1 assets include investments comprised solely of U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended February 28, 2026.

Note 9 — Public Warrant Measurements

The public warrants were valued using a Monte Carlo Simulation Model. The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants:

January 26, 2026
Market price of public stock	$10.00
Exercise price	$11.50
Term (years)	6.5
Risk-free rate	3.86%
Volatility	25%

Note 10 — Segment Information

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

February 28, 2026
Cash	$2,207,369
Investments held in Trust Account	$230,738,005

Six Months Ended February 28, 2026
General and administrative costs	$90,406
Income from investments held in Trust Account and interest income on cash accounts	$743,220

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an Initial Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 11 — Subsequent Events

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through February 28, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended February 28, 2026, we had a net income of $686,816 and $653,061, which consisted of interest income and miscellaneous income of $743,382 and $743,367 (for the three months ended February 28, 2026, $738,005 interest income from the trust account, $5,130 interest income from the operating account, and $247 in miscellaneous income, and for the six months ended February 28, 2026, $738,004 interest income from the trust account, $5,216 interest income from the operating account, and $247 of miscellaneous income), offset by operating expenses of $56,566 and $90,406, respectively.

Liquidity and Capital Resources

As of February 28, 2026, the Company had $2,207,369 in cash and working capital of $2,389,078.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the initial shareholder exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from Eric Rosenfeld, the Company’s Chief SPAC Officer, of $94,225 evidenced by promissory notes as described below in Note 5. The loan balances were settled shortly after the consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds held outside of the Trust Account.

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of February 28, 2026, there were no amounts outstanding under any Working Capital Loan.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of February 28, 2026.

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

The holders of the Founder Shares have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (i) the earlier of 180 days after the completion of a Business Combination and with respect to 50% of the Founder Shares, the date on which the closing price of the ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (ii) if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Service Agreement

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company pays an aggregate of $25,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party, for such services commencing on January 22, 2026, the date company’s Initial Public Offering, was declared effective. For the three and six months ended February 28, 2026, the Company incurred and paid the affiliate $33,064.

Executive Compensation

The Company pays the Chief Executive Officer and Chief Financial Officer $5,000 per month for serving in such capacities. For the three and six months ended February 28, 2026, the Company incurred and paid each of the officers $13,226.

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

At February 28, 2026, the note balance of $94,225 outstanding under these promissory notes was repaid and borrowings under the note are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the holders of the Founder Shares, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. These units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of February 28, 2026, no Working Capital Loans were outstanding.

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

Net Income (loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding for the period (the public and private shares, inclusive of the full exercise of the overallotment option). The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 7,850,000 shares in the calculation of diluted net income (loss) per share, since their contingency had not been met yet. As a result, diluted net income (loss) per share is the same as basic net income per share for the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of February 28, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of February 28, 2026, our disclosure controls and procedures were effective.

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

Transaction costs amounted to $12,001,028, consisting of $3,450,000 in underwriting fees, up to $8,050,000 of deferred underwriting fees and $501,028 of other offering costs. In addition, as of February 28, 2026, cash of $2,207,369 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5. Other Information

During the quarter ended February 28, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

LEGATO MERGER CORP. IV

Date: April 14, 2026	By:	/s/ Gregory Monahan
	Name:	Gregory Monahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2026	By:	/s/ Adam Jaffe
	Name:	Adam Jaffe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)