Form 10-Q
period 2026-05-31
Legato Merger Corp. IV
filed 2026-07-08
CIK 2087450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2026

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

As of July 8, 2026, there were 31,266,667 ordinary shares, par value $0.0001 per share, issued and outstanding.

LEGATO MERGER CORP. IV

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

LEGATO MERGER CORP. IV

UNAUDITED CONDENSED BALANCE SHEET

MAY 31, 2026

ASSETS
Current assets:
Cash	$2,427,888
Prepaid expenses	185,885
Total current assets	2,613,773
Investments held in Trust Account	232,301,573
Total assets	$234,915,346

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Deferred underwriting commissions	$8,050,000
Total liabilities	8,050,000

Commitments and contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 23,000,000 at redemption value at $10.10 per share as of May 31, 2026	232,301,573

Shareholders’ deficit:
Preference shares, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 8,266,667 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) issued and outstanding as of May 31, 2026(1)	827
Additional paid-in capital	-
Accumulated deficit	(5,437,054)
Total shareholders’ deficit	(5,436,227)
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$234,915,346

(1)	Includes an aggregate of 1,000,000 ordinary shares no longer subject to forfeiture by the initial shareholders as the underwriters’ over-allotment option was exercised in full.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. IV
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended May 31, 2026	For the Nine Months Ended May 31, 2026
General and administrative costs	$291,168	$381,575
Loss from operations	(291,168)	(381,575)

Other income:
Income from investments held in Trust Account	2,063,568	2,801,573
Interest income on cash accounts	15,863	21,079
Miscellaneous income	-	247

Net income (loss)	$1,788,263	$2,441,324

Weighted average shares outstanding of ordinary shares, basic and diluted-Public Shares(1)	23,550,000	10,869,231
Basic and diluted net income (loss) per share, Public Shares	$0.06	$0.14
Weighted average shares outstanding of ordinary shares, basic Founder Shares(1)	7,716,667	7,178,205
Basic net income (loss) per share, Founder Shares	$0.06	$0.14
Weighted average shares outstanding of ordinary shares, diluted Founder Shares(1)	7,716,667	7,383,334
Diluted net income (loss) per share, Founder Shares	$0.06	$0.13

(1)	Includes an aggregate of 1,000,000 ordinary shares that no longer will be subject to forfeiture by the initial shareholders as the underwriters’ over-allotment option was exercised in full.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. IV
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2026

	Common Stock		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at September 1, 2025 (inception)	-	$-	$-	$-	$-
Ordinary shares issued to initial shareholders(1)	7,666,667	767	24,233	-	25,000
Issuance of Representative Founder Shares	50,000	5	45	-	50
Net loss	-	-	-	(33,756)	(33,756)
Balance at November 30, 2025	7,716,667	$772	$24,278	$(33,756)	$(8,706)
Sale of private placement units	550,000	55	5,499,945	-	5,500,000
Initial classification of warrants included in the units sold in the Initial Public Offering	-	-	3,450,000	-	3,450,000
Ordinary shares - accretion to possible redemption value	-	-	(8,794,031)	(6,314,809)	(15,108,840)
Allocate value of transaction costs to public shares	-	-	(180,192)	-	(180,192)
Net income	-	-	-	686,816	686,816
Balance at February 28, 2026	8,266,667	$827	$-	$(5,661,749)	$(5,660,922)
Ordinary shares - accretion to possible redemption value	-	-	-	(1,563,568)	(1,563,568)
Net income	-	-	-	1,788,263	1,788,263
Balance at May 31, 2026	8,266,667	$827	$-	$(5,437,054)	$(5,436,227)

(1)	Includes an aggregate of 1,000,000 ordinary shares no longer subject to forfeiture by the initial shareholders as the underwriters’ over-allotment option was exercised in full.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. IV
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended May 31, 2026
Cash flows from operating activities
Net income	$2,441,324
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(2,801,573)
Changes in operating assets and liabilities:
Accounts payable	-
Prepaid expenses	(185,885)
Net cash used in operating activities	(546,134)

Cash flows from investing activities
Cash withdrawn from trust account	500,000
Cash deposited into trust account	(230,000,000)
Net cash used in investing activities	(229,500,000)

Cash flows from financing activities
Note payable – related party	94,225
Payment of offering costs	(69,175)
Proceeds from sale of private placement units	5,500,000
Sale of units in initial public offering	230,000,000
Payment of offering costs, net of reimbursement from underwriter, associated with initial public offering	(3,051,028)
Net cash provided by financing activities	232,474,022

Net change in cash	2,427,888
Cash at beginning of period	-
Cash at end of period	$2,427,888

Supplemental disclosure of cash flow information:
Deferred underwriting commissions	$8,050,000
Deferred offering costs paid through promissory note- related party	$94,225

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2026

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

At May 31, 2026, the Company had not yet commenced any operations. All activity from September 1, 2025 (inception) through May 31, 2026 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and will generate non-operating income on permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected August 31 as its fiscal year end.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of May 31, 2026 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on January 26, 2026.

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

Liquidity and Capital Resources

As of May 31, 2026, the Company had $2,427,888 in cash and working capital of $2,613,773.

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

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of May 31, 2026, there were no amounts outstanding under any Working Capital Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of May 31, 2026, there were no cash equivalents.

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

As of May 31, 2026, the ordinary shares reflected on the condensed balance sheet are reconciled in the following table:

As of May 31, 2026
Gross proceeds	$230,000,000
Less:
Fair value of Public Warrants at issuance	(3,450,000)
Ordinary share issuance costs	(10,920,835)
Plus:
Accretion of carrying value to redemption value	16,672,408
Ordinary shares subject to possible redemption, May 31, 2026	$232,301,573

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of May 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

For the Three and Nine Months Ended May 31, 2026

	For the Three Months Ended May 31, 2026			For the Nine Months Ended May 31, 2026
	Public Shares (basic and diluted)	Founder Shares (basic)	Founder Shares (diluted)	Public Shares (basic and diluted)	Founder Shares (basic)	Founder Shares (diluted)
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income as adjusted	$1,346,917	441,346	441,346	1,470,309	971,015	987,538
Denominator:
Basic and diluted weighted average shares outstanding	23,550,000	7,716,667	7,716,667	10,869,231	7,178,205	7,383,334
Basic and diluted net income (loss) per ordinary share	$0.06	0.06	0.06	0.14	0.14	0.13

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

Administrative Service Agreement

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company pays an aggregate of $25,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party, for such services commencing on January 22, 2026, the date company’s Initial Public Offering, was declared effective. For the three and nine months ended May 31, 2026, the Company incurred and paid the affiliate $100,000 and $133,700, respectively.

Executive Compensation

The Company pays the Chief Executive Officer and Chief Financial Officer $5,000 per month for serving in such capacities. For the three and nine months ended May 31, 2026, the Company incurred and paid each of the officers $15,000 and $21,613, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the holders of the Founder Shares, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. These units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of May 31, 2026, no Working Capital Loans were outstanding.

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of May 31, 2026, there are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. As of May 31, 2026, 31,266,667 ordinary shares were issued and outstanding, comprised of 23,000,000 public shares, 550,000 private placement units, 50,000 Representative Founder Shares (as defined below) and 7,666,667 Founder Shares.

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. As of May 31, 2026, the Company had 7,666,667 Public Warrants and 183,333 Private Warrants outstanding.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of May 31, 2026, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

May 31, 2026

Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$232,301,573	$-	$-

Level 1 assets include investments comprised solely of U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended May 31, 2026.

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

May 31, 2026
Cash	$2,427,888
Investments held in Trust Account	$232,301,573

Nine Months Ended May 31, 2026
General and administrative costs	$381,575
Income from investments held in Trust Account and interest income on cash accounts	$2,822,652

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through May 31, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended May 31, 2026, we had a net income of $1,788,263 and $2,441,324, respectively, which consisted of interest income and miscellaneous income of $2,079,431 and $2,822,899 (for the three months ended May 31, 2026, $2,063,568 interest income from the trust account and $15,863 interest income from the operating account, and for the nine months ended May 31, 2026, $2,801,573 interest income from the trust account, $21,079 interest income from the operating account, and $247 of miscellaneous income), offset by operating expenses of $291,168 and $381,575, respectively.

Liquidity and Capital Resources

As of May 31, 2026, the Company had $2,427,888 in cash and working capital of $2,613,773.

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

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of May 31, 2026, there were no amounts outstanding under any Working Capital Loan.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 31, 2026.

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

Administrative Service Agreement

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company pays an aggregate of $25,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party, for such services commencing on January 22, 2026, the date company’s Initial Public Offering, was declared effective. For the three and nine months ended May 31, 2026, the Company incurred and paid the affiliate $100,000 and $133,700 respectively.

Executive Compensation

The Company pays the Chief Executive Officer and Chief Financial Officer $5,000 per month for serving in such capacities. For the three and nine months ended May 31, 2026, the Company incurred and paid each of the officers $15,000 and $21,613, respectively.

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

At May 31, 2026, the note balance of $94,225 outstanding under these promissory notes was repaid and borrowings under the note are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the holders of the Founder Shares, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. These units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of May 31, 2026, no Working Capital Loans were outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of May 31, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of May 31, 2026, our disclosure controls and procedures were effective.

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

Transaction costs amounted to $12,001,028, consisting of $3,450,000 in underwriting fees, up to $8,050,000 of deferred underwriting fees and $501,028 of other offering costs. In addition, as of May 31, 2026, cash of $2,207,369 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5. Other Information

During the quarter ended May 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

LEGATO MERGER CORP. IV

Date: July 8, 2026	By:	/s/ Gregory Monahan
	Name:	Gregory Monahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 8, 2026	By:	/s/ Adam Jaffe
	Name:	Adam Jaffe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)